Form 10-Q
period 2001-07-01
BMCA INSULATION PRODUCTS INC; GAF LEATHERBACK CORP; DUCTWORK MANUFACTURING CORP; WIND GAP REAL PROPERTY ACQUISITION CORP; LL BUILDING PRODUCTS INC; BUILDING MATERIALS INVESTMENT CORP; BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP; GAFTECH CORP; GAF PREMIUM PRODUCTS INC
filed 2001-08-15
CIK 1137284, 1137283, 1137282, 1137280, 1137279, 1078820, 927314, 1078706, 846181, 1137277

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE  SECURITIES  EXCHANGE ACT OF 1934
                  For The  Quarterly  Period Ended July 1, 2001

                                        OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 33-81808

                   BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


        Delaware                                               22-3276290
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 1361 Alps Road, Wayne, New Jersey                               07470
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (973) 628-3000

See table of additional registrants.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /

As of August 10, 2001, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of August 10, 2001, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

                            ADDITIONAL REGISTRANTS



                                                                                                         Address, including zip code
                                                                               Registration No./I.R.S.   and telephone number,
Exact name of registrant as    State or other jurisdiction   No. of Shares     Employer Identification   including area code, of
specified in its charter       of incorporation or           Outstanding       No.                       registrant's principal
                               organization                                                              executive offices
---------------------------    ---------------------------   --------------    ------------------------  ---------------------------
Building Materials             Delaware                      10                333-69749-01/             1361 Alps Road
Manufacturing Corporation                                                      22-3626208                Wayne, NJ  07470
                                                                                                         (973) 628-3000
Building Materials             Delaware                      10                333-69749-02/             300 Delaware Avenue
Investment Corporation                                                         22-3626206                Suite 303
                                                                                                         Wilmington, DE  19801
                                                                                                         (302) 427-5960

BMCA Insulation Products Inc.  Delaware                      10                333-58442-10/             1361 Alps Road
                                                                               22-3275477                Wayne, NJ  07470
                                                                                                         (973) 628-3000

Ductwork Manufacturing         Delaware                      10                333-58442-08/             25 Central Industrial Row
Corporation                                                                    58-2507312                Purvis, MS  39475
                                                                                                         (601) 794-5500

GAF Leatherback Corp.          Delaware                      10                333-58442-09/             11 Hillcrest Road
                                                                               22-3497242                Hollister, CA  95024-5050
                                                                                                         (408) 636-5050

GAF Premium Products Inc.      Delaware                      10                333-58442-04/             1361 Alps Road
                                                                               22-3383680                Wayne, NJ  07470
                                                                                                         (973) 628-3000

GAF Materials Corporation      Delaware                      10                333-58442-05/             1361 Alps Road
(Canada)                                                                       22-3563280                Wayne, NJ  07470
                                                                                                         (973) 628-3000

GAFTECH Corporation            Delaware                      10                333-58442-01/             1361 Alps Road
                                                                               22-2811609                Wayne, NJ  07470
                                                                                                         (973) 628-3000

LL Building Products Inc.      Delaware                      10                333-58442-06/             4501 Circle 75 Parkway
                                                                               58-2394554                Atlanta, GA 30339
                                                                                                         (770) 953-6366

Wind Gap Real Property         Delaware                      10                333-58442-07/             1361 Alps Road
Acquisition Corp.                                                              22-3383681                Wayne, NJ  07470
                                                                                                         (973) 628-3000

                        Part I - FINANCIAL INFORMATION
                        Item 1 - FINANCIAL STATEMENTS


                   BUILDING MATERIALS CORPORATION OF AMERICA

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                       Second Quarter Ended   Six Months Ended
                                       --------------------   ----------------
                                        July 2,   July 1,     July 2,   July 1,
                                         2000      2001        2000      2001
                                        --------  --------   -------   -------
                                                       (Thousands)
Net sales ............................. $325,774  $354,925   $615,590  $619,886
                                        --------  --------   --------  --------
Costs and expenses:
  Cost of products sold ...............  230,301   254,185    444,658   453,135
  Selling, general and administrative..   66,319    67,989    126,469   123,971
  Goodwill amortization ...............      508       516      1,024     1,010
                                        -------   --------   --------  --------
    Total costs and expenses...........  297,128   322,690    572,151   578,116
                                        --------  --------   --------  --------

Operating income ......................   28,646    32,235     43,439    41,770
Interest expense ......................  (12,534)  (15,399)   (24,979)  (30,603)
Other expense, net.....................   (2,250)   (1,985)    (3,414)   (3,468)
                                         -------  --------   --------  --------
Income before income taxes ............   13,862    14,851     15,046     7,699
Income taxes......... .................   (5,129)   (5,495)    (5,567)   (2,849)
                                        --------  --------   --------  --------

Net income............................. $  8,733  $  9,356   $  9,479  $  4,850
                                        ========  ========   ========  ========






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS
                                                                     July 1,
                                                     December 31,     2001
                                                         2000      (Unaudited)
                                                     ------------   ---------
ASSETS                                                      (Thousands)
Current Assets:
  Cash and cash equivalents.........................  $  82,747     $  53,934
  Accounts receivable, trade, net...................     19,474        29,227
  Accounts receivable, other........................     51,843        85,759
  Tax receivable from parent corporations...........      1,500             -
  Inventories.......................................    101,702       110,427
  Other current assets..............................      3,925         6,732
                                                      ---------     ---------
    Total Current Assets............................    261,191       286,079
Property, plant and equipment, net..................    362,464       352,450
Excess of cost over net assets of businesses
  acquired, net ....................................     65,317        64,307
Deferred income tax benefits........................     42,897        40,603
Tax receivable from parent corporations.............      7,500         9,000
Other assets........................................     31,800        30,971
                                                      ---------     ---------
Total Assets........................................  $ 771,169     $ 783,410
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt............  $   5,908     $   5,362
  Accounts payable..................................     57,520        66,976
  Payable to related parties........................     10,052        16,465
  Accrued liabilities...............................     42,888        44,540
  Reserve for product warranty claims...............     14,900        14,900
                                                       --------     ---------
    Total Current Liabilities.......................    131,268       148,243
                                                      ---------     ---------
Long-term debt less current maturities..............    674,698       671,298
                                                      ---------     ---------
Reserve for product warranty claims.................     28,756        23,625
                                                      ---------     ---------
Other liabilities...................................     14,312        14,508
                                                      ---------     ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued.....          -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,514 and
    1,015,010 shares, issued and outstanding,
    respectively ...................................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Accumulated deficit...............................    (77,866)      (74,265)
                                                      ---------     ---------
    Total Stockholders' Equity (Deficit)............    (77,865)      (74,264)
                                                      ---------     ---------
 Total Liabilities and Stockholders'
  Equity (Deficit)..................................  $ 771,169     $ 783,410
                                                      =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Six Months Ended
                                                          -------------------
                                                           July 2,    July 1,
                                                            2000       2001
                                                          --------   --------
                                                             (Thousands)

Cash and cash equivalents, beginning of period........... $ 55,952  $  82,747
                                                          --------   --------

Cash provided by (used in) operating activities:
  Net income ............................................    9,479      4,850
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation ......................................   18,527     17,520
      Goodwill and other amortization....................    1,439      1,819
      Deferred income taxes..............................        -      2,294
      Noncash interest charges...........................      966      2,187
  Increase in working capital items......................  (68,560)   (94,041)
  Decrease in reserve for product warranty claims........   (3,634)    (5,131)
  Purchases of trading securities........................   (1,019)         -
  Proceeds from sales of trading securities..............    1,860          -
  Change in net receivable from/payable to related
    parties/parent corporations..........................  (11,209)     6,362
  Other, net.............................................    4,862       (508)
                                                          --------   --------
Net cash used in operating activities....................  (47,289)   (64,648)
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures...................................  (28,703)    (7,277)
  Proceeds from sale of assets...........................    4,607          -
  Purchases of available-for-sale securities.............     (400)         -
  Proceeds from sales of available-for-sale securities...    3,643          -
  Proceeds from sales of other short-term investments....    1,590          -
                                                          --------   --------

Net cash used in investing activities....................  (19,263)    (7,277)
                                                          --------   --------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   41,593     49,999
  Increase (decrease)in borrowings under revolving
    credit facilities....................................   40,000     (1,000)
  Repayments of long-term debt...........................   (2,363)    (3,339)
  Distributions to parent corporations...................        -     (1,249)
  Proceeds from issuance of common stock.................     (891)         -
  Financing fees and expenses............................   (4,072)    (1,299)
                                                          --------   --------
Net cash provided by financing activities................   74,267     43,112
                                                          --------   --------
Net change in cash and cash equivalents..................    7,715    (28,813)
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 63,667   $ 53,934
                                                          ========   ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $ 25,032   $ 31,345
    Income taxes.........................................    6,456        603



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   BUILDING MATERIALS CORPORATION OF AMERICA

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company" or the "Parent Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 1, 2001, and the results of operations and cash flows for the periods ended July 2, 2000 and July 1, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").

         Certain reclassifications have been made to conform to current year presentation.

Note 1.  Comprehensive Income

                                         Second Quarter Ended     Six Months Ended
                                         --------------------     -----------------
                                           July 2,   July 1,      July 2,   July 1,
                                            2000      2001         2000      2001
                                           ------    ------       ------    ------
                                                        (Thousands)
Net income...............................  $ 8,733   $ 9,356     $ 9,479    $ 4,850
                                           -------   -------     -------    -------
Other comprehensive income net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains
    arising during the period, net of
    income taxes of $2,546, $0, $3,495
    and $0, respectively.................    4,335         -       5,952          -
  Less:  Reclassification adjustment
    for gains included in net
    income, net of income taxes
    of $(57), $0, $201
    and $0, respectively.................      (97)        -         342          -
                                           -------   -------     -------    -------
Total other comprehensive income.........    4,432         -       5,610          -
                                           -------   -------     -------    -------
Comprehensive income.....................  $13,165   $ 9,356     $15,089    $ 4,850
                                           =======   =======     =======    =======

Note 2.   Inventories

     Inventories consist of the following:
                                                  December 31,      July 1,
                                                    2000             2001
                                                  -----------      --------
                                                           (Thousands)

         Finished goods ..................         $ 61,606        $ 72,139
         Work-in-process .................           16,938          10,464
         Raw materials and supplies ......           27,743          32,409
                                                   --------        --------
         Total ...........................          106,287         115,012
         Less LIFO reserve ...............           (4,585)         (4,585)
                                                   --------        --------
         Inventories .....................         $101,702        $110,427
                                                   ========        ========

Note 3.   Contingencies

Asbestos Litigation Against G-I Holdings

         In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. This proceeding is in a preliminary stage.

         Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BHC's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those claimants may seek to file Asbestos Claims against the Company (with 1,853 alleged Asbestos Claims pending against the Company as of July 1, 2001). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against the Company. On June 22, 2001, following a hearing, the Bankruptcy Court converted the temporary restraints into a preliminary injunction, which is expected to remain in effect pending confirmation of a Chapter 11 plan of reorganization for the G-I Holdings estate. On February 7, 2001, G-I Holdings filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that the Company has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

     On February 8, 2001, a creditors committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court for the District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The Company believes that no basis exists for the court to grant the relief requested. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court refused to grant the requested interim relief.

         For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3,"Legal Proceedings," and Notes 3, 11 and 16 to Consolidated Financial Statements contained in the Company's Form 10-K.


Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

     For  further  information   regarding   environmental   matters  and  other
litigation, reference is made to Item 3, "Legal Proceedings" contained in the Company's Form 10-K.


Tax Claim Against G-I Holdings

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactuants and Specialties, L.P. (the"surfactants partnership"), a partnership in which G-I Holdings held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in G-I Holdings incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. G-I Holdings has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For the possible consequences to the Company of the failure of G-I Holdings to satisfy this liability and other information relating to G-I Holdings, see "Asbestos Litigation Against G-I Holdings" above.


Note 4.  New Accounting Standards

     On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. Early adoption of SFAS No. 142 is not permitted. On an annualized basis, effective January 1, 2002, the Company's net income will increase by approximately $1.3 million, unless any impairment charges are necessary.

Note 5.  Guarantor Financial Information

         All of the Company's subsidiaries, other than BMCA Receivables Corporation, are guarantors under the Company's $100 million secured bank credit facility, the amended and restated $110 million secured bank credit facility, the 10 1/2% Senior Notes due 2003, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC") a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

         The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. These license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit.

         In January 2001, certain subsidiaries of the Company were merged into BMMC, and accordingly, certain reclassifications were made to the guarantor financial statements to conform with current period presentations.

         Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary prepared on a basis which retroactively reflects the formation of such companies for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company's guarantor subsidiaries and non-guarantor subsidiary is not included herein because management has determined that such information is not material to investors.

Note 5.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                       Second Quarter Ended July 2, 2000
                                  (Thousands)
                                  (Unaudited)





                                       Parent        Guarantor
                                       Company       Subsidiaries     Eliminations     Consolidated
                                       ---------     ------------     ------------     ------------
Net sales............................. $ 283,800      $  41,974        $      -           $325,774
Intercompany net sales................    29,064        202,174        (231,238)                 -
                                       ---------      ---------        --------           --------
Total net sales.......................   312,864        244,148        (231,238)           325,774
                                       ---------      ---------        --------           --------

Costs and expenses:
  Cost of products sold...............   215,154        246,385        (231,238)           230,301
  Selling, general and administrative.    42,808         23,511                             66,319
  Goodwill amortization...............       326            182                                508
                                       ---------      ---------        --------           --------
Total costs and expenses..............   258,288        270,078        (231,238)           297,128
                                       ---------      ---------        --------           --------

Operating income (loss)...............    54,576        (25,930)              -             28,646

Equity in earnings (losses)
  of subsidiaries.....................   (13,303)                        13,303                  -
Intercompany licensing income
  (expense), net......................    (7,886)         7,886                                  -
Interest expense, net.................    (8,208)        (4,326)                           (12,534)
Other income (expense), net...........    (2,511)           261                             (2,250)
                                       ---------      ---------        --------           --------
Income (loss) before income taxes.....    22,668        (22,109)         13,303             13,862
Income tax (provision) benefit........   (13,935)         8,806                             (5,129)
                                       ---------      ---------        --------           --------
Net income (loss)..................... $   8,733      $ (13,303)       $ 13,303           $  8,733
                                       =========      =========        ========           ========


                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                       Second Quarter Ended July 1, 2001
                                  (Thousands)
                                  (Unaudited)



                                       Parent       Guarantor
                                       Company      Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 323,947     $  30,978       $       -         $ 354,925
Intercompany net sales................    29,067       234,932        (263,999)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   353,014       265,910        (263,999)          354,925
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   266,242       251,942        (263,999)          254,185
  Selling, general and administrative.    49,744        18,245                            67,989
  Goodwill amortization...............       337           179                               516
                                       ---------      ---------       ---------          -------
Total costs and expenses..............   316,323       270,366        (263,999)          322,690
                                       ---------      ---------       ---------          -------
Operating income (loss)...............    36,691        (4,456)              -            32,235

Equity in earnings of subsidiaries....       818                          (818)                -
Intercompany licensing income
  (expense), net......................    (9,718)        9,718                                 -
Interest expense, net.................   (11,177)       (4,222)                          (15,399)
Other income (expense), net...........    (2,243)          258                            (1,985)
                                       ---------     ---------       ---------          --------

Income (loss) before income taxes.....    14,371         1,298            (818)           14,851
Income taxes .........................    (5,015)         (480)                           (5,495)
                                       ---------     ---------       ---------          --------

Net income (loss).....................  $  9,356     $     818       $    (818)         $  9,356
                                        ========     =========       ==========         ========

Note 5.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                         Six Months Ended July 2, 2000
                                  (Thousands)
                                  (Unaudited)




                                       Parent        Guarantor
                                       Company       Subsidiaries     Eliminations     Consolidated
                                       ---------     ------------     ------------     ------------
Net sales............................. $ 543,586      $  72,004        $      -           $615,590
Intercompany net sales................    31,285        374,901        (406,186)              -
                                       ---------      ---------        --------           --------
Total net sales.......................   574,871        446,905        (406,186)           615,590
                                       ---------      ---------        --------           --------

Costs and expenses:
  Cost of products sold...............   423,277        427,567        (406,186)           444,658
  Selling, general and administrative.    86,521         39,948                            126,469
  Goodwill amortization...............       652            372                              1,024
                                       ---------      ---------        --------           --------
Total costs and expenses..............   510,450        467,887        (406,186)           572,151
                                       ---------      ---------        --------           --------

Operating income (loss)...............    64,421        (20,982)              -             43,439

Equity in earnings (losses)
  of subsidiaries.....................   (10,936)                        10,936                  -
Intercompany licensing income
  (expense), net......................   (14,988)        14,988                                      -
Interest expense, net.................   (12,517)       (12,462)                           (24,979)
Other income (expense), net...........    (4,512)         1,098                             (3,414)
                                       ---------      ---------        --------           --------
Income (loss) before income taxes.....    21,468        (17,358)         10,936             15,046
Income tax (provision) benefit........   (11,989)         6,422                             (5,567)
                                       ---------      ---------        --------           --------
Net income (loss)..................... $   9,479      $ (10,936)       $ 10,936           $  9,479
                                       =========      =========        ========           ========

Note 5.  Guarantor Financial Information - (Continued)



                   Building Materials Corporation of America
                  Condensed Consolidating Statement of Income
                         Six Months Ended July 1, 2001
                                  (Thousands)
                                  (Unaudited)



                                       Parent       Guarantor
                                       Company      Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 565,342     $  54,544       $       -         $ 619,886
Intercompany net sales................    53,297       423,307        (476,604)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   618,639       477,851        (476,604)          619,886
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   478,324       451,415        (476,604)          453,135
  Selling, general and administrative.    90,281        33,690                           123,971
  Goodwill amortization...............       651           359                             1,010
                                       ---------      ---------      ---------          --------
Total costs and expenses..............   569,256       485,464        (476,604)          578,116
                                       ---------      ---------      ---------          --------
Operating income (loss)...............    49,383        (7,613)              -            41,770

Equity in earnings of subsidiaries....     1,031                        (1,031)                -
Intercompany licensing income
  (expense), net......................   (16,960)       16,960                                 -
Interest expense, net.................   (22,002)       (8,601)                          (30,603)
Other income (expense), net...........    (4,358)          890                            (3,468)
                                       ---------     ---------       ---------          --------

Income (loss) before income taxes.....     7,094         1,636          (1,031)            7,699
Income taxes..........................    (2,244)         (605)                           (2,849)
                                       ---------     ---------       ---------          --------

Net income (loss).....................  $  4,850     $   1,031       $  (1,031)         $  4,850
                                        ========     =========       ==========         ========

Note 5.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                     Condensed Consolidating Balance Sheet
                               December 31, 2000
                                  (Thousands)



                                                                     Non-
                                          Parent    Guarantor      Guarantor       Elim-
                                          Company   Subsidiaries  Subsidiary    inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $   9,741   $ 73,006    $      -    $        -   $ 82,747
  Accounts receivable, trade, net.........               19,474                               19,474
  Accounts receivable, other..............     5,027      2,947      43,869                   51,843
  Tax receivable from parent corporations.     1,500                                           1,500
  Inventories.............................    55,891     45,811                              101,702
  Other current assets....................     1,105      2,820                                3,925
                                             -------   ---------   ---------    ---------   --------
    Total Current Assets..................    73,264    144,058      43,869             -    261,191

Investment in subsidiaries................   356,726                            (356,726)          -
Intercompany loans including accrued
  interest................................   188,945   (184,531)     (4,414)                       -
Due from(to)subsidiaries, net.............  (233,236)   229,273       3,963                        -
Property, plant and equipment, net........    46,928    315,536                              362,464
Excess of cost over net assets of
  businesses acquired, net................    41,562     23,755                               65,317
Deferred income tax benefits..............    42,897                                          42,897
Tax receivable from parent corporations...     7,500                                           7,500
Other assets..............................    16,026     15,774                               31,800
                                           ---------   ---------  ---------    ---------   ---------
Total Assets.............................. $ 540,612  $ 543,865   $  43,418    $(356,726)  $ 771,169
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $     153  $   5,755   $       -    $       -   $   5,908
  Accounts payable........................    19,871     37,649                               57,520
  Payable to related parties..............     7,522      2,530                               10,052
  Accrued liabilities.....................    18,865     24,023                               42,888
  Reserve for product warranty claims.....    14,900                                          14,900
                                           ---------  ---------    ---------    ---------   --------
    Total Current Liabilities.............    61,311     69,957           -            -     131,268

Long-term debt less current maturities....   514,880    159,818                              674,698
Reserve for product warranty claims.......    28,187        569                               28,756
Other liabilities.........................    14,099        213                               14,312
                                           ---------  ---------    ---------    ---------   --------
Total Liabilities.........................   618,477    230,557           -            -     849,034
Total Stockholders' Equity (Deficit), net.   (77,865)   313,308      43,418     (356,726)    (77,865)
Total Liabilities and                      ---------  ---------    ---------    ---------   --------
  Stockholders' Equity (Deficit) ......... $ 540,612  $ 543,865    $ 43,418    $(356,726)  $ 771,169
                                           =========  =========    =========   ==========  =========

Note 5.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                     Condensed Consolidating Balance Sheet
                                  July 1, 2001
                                   (Thousands)
                                   (Unaudited)


                                                                     Non-
                                          Parent    Guarantor      Guarantor       Elim-
                                          Company   Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............$       13  $  53,921   $      -     $      -   $   53,934
  Accounts receivable, trade, net.........               29,227                               29,227
  Accounts receivable, other..............     2,251      1,387      82,121                   85,759
  Inventories.............................    70,149     40,278                              110,427
  Other current assets....................     2,979      3,753                                6,732
                                           ---------   --------   ---------    ---------   ---------
    Total Current Assets..................    75,392    128,566      82,121            -     286,079

Investment in subsidiaries................   404,435                            (404,435)          -
Intercompany loans including accrued
  interest................................    77,737    (73,323)     (4,414)                       -
Due from(to)subsidiaries, net.............  (159,760)   147,370      12,390                        -
Property, plant and equipment, net........    45,735    306,715                              352,450
Excess of cost over net assets of
  businesses acquired, net................    40,731     23,576                               64,307
Deferred income tax benefits..............    40,603          -                               40,603
Tax receivable from parent corporations...     9,000                                           9,000
Other assets..............................    15,110     15,861                               30,971
                                           ---------  ---------   ---------    ---------   ---------
Total Assets.............................. $ 548,983  $ 548,765   $  90,097    $(404,435)  $ 783,410
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $      69  $   5,293   $       -    $       -   $   5,362
  Accounts payable........................    24,149     42,827                               66,976
  Payable to related parties..............     2,441     14,024                               16,465
  Accrued liabilities.....................    29,098     15,442                               44,540
  Reserve for product warranty claims.....    14,900          -                               14,900
                                           ---------  ---------   ---------    ---------    ---------
    Total Current Liabilities.............    70,657     77,586           -            -     148,243

Long-term debt less current maturities....   514,126    157,172                              671,298
Reserve for product warranty claims.......    24,161       (536)                              23,625
Other liabilities.........................    14,303        205                               14,508
                                           ---------  ---------   ---------    ---------   ---------
Total Liabilities.........................   623,247    234,427           -            -     857,674
Total Stockholders' Equity (Deficit), net.   (74,264)   314,338      90,097     (404,435)    (74,264)
                                           ---------  ---------   ---------    ---------   ---------
Total Liabilities and Stockholders'
    Equity (Deficit) ..................... $ 548,983  $ 548,765    $ 90,097    $(404,435)  $ 783,410
                                           =========  =========    ========    =========   =========


Note 5.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                Condensed Consolidating Statement of Cash Flows
                         Six Months Ended July 2, 2000
                                  (Thousands)
                                  (Unaudited)


                                                                                  Non-
                                                      Parent     Guarantor     Guarantor
                                                      Company   Subsidiaries   Subsidiary   Consolidated
                                                      --------- ------------   ----------   ------------
Cash and cash equivalents, beginning of period....... $     203   $  55,749     $       -     $ 55,952
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)operating activities:
Net income(loss).....................................    20,415     (10,936)                     9,479
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................     1,868      16,659                     18,527
    Goodwill and other amortization..................       735         704                      1,439
    Deferred income taxes............................                                                -
    Noncash interest charges.........................       966                                    966
(Increase) decrease in working capital items.........   (46,933)     (6,902)      (14,725)     (68,560)
Decrease in product warranty claims..................   (11,788)      8,154                     (3,634)
Purchases of trading securities......................                (1,019)                    (1,019)
Proceeds from sales of trading securities............                 1,860                      1,860
Change in net receivable from/payable to
  related parties/parent corporations................   (49,110)     23,176        14,725      (11,209)
Other, net...........................................     6,704      (1,842)                     4,862
                                                      ---------   ---------     ---------     --------
Net cash provided by(used in)operating activities....   (77,143)     29,854             -      (47,289)
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      (271)    (28,432)                   (28,703)
  Proceeds from sale of assets.......................                 4,607                      4,607
  Purchases of available-for-sale securities.........                  (400)                      (400)
  Proceeds from sales of available-for-sale
    securities.......................................                 3,643                      3,643
  Proceeds from sales of other short-term
    investments......................................                 1,590                      1,590
                                                      ---------   ---------     ---------     --------
Net cash used in investing activities................      (271)    (18,992)            -      (19,263)
                                                      ---------   ---------     ---------     --------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    41,593                                 41,593
  Increase in borrowings under revolving
    credit facility..................................    40,000                                 40,000
  Repayments of long-term debt.......................      (552)     (1,811)                    (2,363)
  Financing fees and expenses........................    (2,926)     (1,146)                    (4,072)
  Stock Issuance.....................................      (891)                                  (891)
                                                     ----------   ---------     ---------     --------
Net cash provided by (used in) financing activities..    77,224      (2,957)            -       74,267
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............      (190)      7,905             -        7,715
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $      13   $  63,654   $         -    $  63,667
                                                      =========   =========     =========     ========


Note 5.  Guarantor Financial Information - (Continued)


                   Building Materials Corporation of America
                Condensed Consolidating Statement of Cash Flows
                         Six Months Ended July 1, 2001
                                  (Thousands)
                                  (Unaudited)


                                                                                  Non-
                                                      Parent    Guarantor      Guarantor
                                                      Company  Subsidiaries   Subsidiary   Consolidated
                                                      -------  ------------   -----------  ------------
Cash and cash equivalents, beginning of period....... $  9,741    $  73,006    $       -    $ 82,747
                                                      --------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income...........................................    3,820        1,030                    4,850
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................    1,367       16,153                   17,520
    Goodwill and other amortization..................    1,460          359                    1,819
    Deferred income taxes............................    2,294                                 2,294
    Noncash interest charges.........................    1,578          609                    2,187
Increase in working capital items....................  (48,793)      (6,996)     (38,252)    (94,041)
Decrease in product warranty claims..................   (4,026)      (1,105)                  (5,131)
Change in net receivable from/payable to
  related parties/parent corporations................  (14,079)     (17,811)      38,252       6,362
Other, net...........................................       (4)        (504)                    (508)
                                                      --------     --------    ---------    --------
Net cash used in operating activities................  (56,383)      (8,265)           -     (64,648)
                                                      --------     --------    ---------    --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................     (173)      (7,104)                  (7,277)
                                                      --------     --------    ---------    --------
Net cash used in investing activities................     (173)      (7,104)           -      (7,277)
                                                      --------     --------    ---------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..........   49,999                                49,999
  Increase in borrowings under revolving
    credit facility..................................   (1,000)                               (1,000)
  Repayments of long-term debt.......................      (97)      (3,242)                  (3,339)
  Distributions to parent corporations...............   (1,249)                               (1,249)
  Financing fees and expenses........................     (825)        (474)                  (1,299)
                                                      --------    ---------    ---------   ---------
Net cash provided by (used in) financing activities..   46,828       (3,716)           -      43,112
                                                      --------    ---------    ---------   ---------
Net change in cash and cash equivalents..............   (9,728)     (19,085)           -     (28,813)
                                                      --------    ---------    ---------   ---------
Cash and cash equivalents, end of period............. $     13    $  53,921    $       -   $  53,934
                                                      ========    =========    =========   =========

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 2001 Compared With
                        Second Quarter 2000

         The Company recorded second quarter net income of $9.4 million compared with net income of $8.7 million in the second quarter of 2000. The increase in net earnings was primarily the result of higher operating income and lower other expenses, partially offset by higher interest expense.

         The Company's net sales for the second quarter of 2001 were $354.9 million, an 8.9 % increase from last year's second quarter net sales of $325.8 million, with the increase primarily due to net sales gains in steep slope roofing products, partially offset by the sale of the security products business of LL Building Products Inc. which was sold in September 2000. Excluding the net sales of the security products business in the second quarter of 2000, net sales were higher by 12.6% for the second quarter of 2001. The increase in net sales of steep slope roofing products reflected higher unit volumes, partially offset by slightly lower average selling prices.

         Operating income in the second quarter of 2001 was $32.2 million compared with $28.6 million in the second quarter of 2000, an increase of 12.6%. Higher operating results were primarily attributable to an increase in steep slope roofing products sales volumes, partially offset by slightly lower average selling prices for both steep slope and low slope roofing products and the sale of the security products business of LL Building Products Inc. Selling, general and administrative expenses for the second quarter of 2001 improved to 19.3% of net sales compared to 20.5% of net sales in the second quarter of 2000, primarily a result of cost reduction programs instituted in the third and fourth quarters of 2000.

         Interest expense for the quarter increased to $15.4 million from $12.5 million recorded in the same period of 2000, primarily due to higher average borrowings and lower capitalized interest in 2001. The lower capitalized interest in 2001 is the result of the completion of construction of three new manufacturing facilities in the second half of 2000. Other expense, net was $2.0 million for the second quarter of 2001 compared with $2.3 million in 2000.


Results of Operations -    Six Months 2001 Compared With
                           Six Months 2000

         For the first six months of 2001, the Company recorded net income of $4.9 million compared with $9.5 million in 2000. The decrease in net earnings was primarily the result of higher interest expense and, to a lesser extent, lower operating income due to lower first quarter of 2001 operating results.

         The Company's net sales for the first half of 2001 were $619.9 million compared to $615.6 million in the same period of 2000. Excluding the net sales of the security products business of LL Building Products Inc. in the first six months of 2000, net sales were higher by 3.5% for the first six months of 2001. Net sales gains in steep slope roofing products were partially offset by lower net sales in low slope roofing products and the sale of the security products

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

business of LL Building Products Inc. The increase in net sales of steep slope roofing products primarily resulted from higher unit volumes, while the decline in net sales of low slope roofing products primarily resulted from lower unit volumes.

         Operating income for the first six months of 2001 was $41.8 million compared with $43.4 million reported in the same period of 2000. Lower operating results were primarily attributable to higher manufacturing costs, principally the cost of energy together with a decrease in low slope roofing products sales volumes, and the sale of the security products business of LL Building Products Inc., partially offset by an increase in steep slope roofing products sales volumes. Selling, general and administrative expenses were 20.2% of net sales for the first six months of 2001 compared to 20.7% of net sales in the same period of 2000, primarily a result of the cost reduction programs instituted in the third and fourth quarters of 2000.

         Interest expense for the first six months increased to $30.6 million from $25.0 million recorded in the same period of 2000, primarily due to higher average borrowings and lower capitalized interest in 2001. Other expense, net was $3.5 million for the first six months of 2001 compared to $3.4 million for the same period in 2000.

Liquidity and Financial Condition

         Net cash outflow during the first six months of 2001 was $73.2 million, before financing activities, and included the use of $64.6 million of cash for operations and the reinvestment of $7.3 million for capital programs.

         Cash invested in additional working capital totaled $94.0 million during the first six months of 2001, primarily reflecting seasonal increases in inventories of $8.7 million and $93.7 million in accounts receivable, including a $88.2 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $11.1 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included a $6.4 million net increase in the payable to related parties/parent corporations.

         Net cash provided by financing activities totaled $43.1 million during the first six months of 2001, mainly reflecting $50.0 million in proceeds from the sale of the Company's trade receivables, partially offset by $4.3 million in repayments of long-term debt and borrowings under the Company's bank revolving credit facilities.

         As a result of the foregoing factors, cash and cash equivalents decreased by $28.8 million during the first six months of 2001 to $53.9 million.

         See Note 3 to Consolidated Financial Statements for information regarding contingencies.

                                     * * *

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

              Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of July 1, 2001.

                                    PART II

                               OTHER INFORMATION


Item 1. Legal Proceedings

         As of July 1, 2001, 1,853 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 3 to Consolidated Financial Statements above.



Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits

                  None


(b)   No Reports on Form 8-K were filed during the quarter ended July 1, 2001.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BUILDING MATERIALS CORPORATION OF AMERICA
                          BUILDING MATERIALS MANUFACTURING CORPORATION
                          GAF LEATHERBACK CORP.
                          WIND GAP REAL PROPERTY ACQUISITION CORP.
                          GAF MATERIALS CORPORATION (CANADA)


DATE:  August 15, 2001               BY: /s/John F. Rebele
       -----------------             ----------------------

                                     John F. Rebele
                                     Vice President
                                      and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  August 15, 2001               BY: /s/James T. Esposito
       -----------------             --------------------
                                     James T. Esposito
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BUILDING MATERIALS INVESTMENT CORPORATION
                          BMCA INSULATION PRODUCTS INC.
                          DUCTWORK MANUFACTURING CORPORATION
                          GAF PREMIUM PRODUCTS INC.
                          GAFTECH CORPORATION
                          LL BUILDING PRODUCTS INC.


DATE:  August 15, 2001               BY: /s/John F. Rebele
       -----------------             ----------------------

                                     John F. Rebele
                                     Vice President
                                      and Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)